Form 10-K
period 1998-12-31
ONYX ACCEPTANCE OWNER TRUST 1998-C
filed 1999-03-31
CIK 1075946

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (Fee Required)
                               1998
For the fiscal year ended_________________
                                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934(No fee Required) For the transition period from_____________ to______________________

Commission File Number :
333-51239

Onyx Acceptance Owner Trust 1998-C
 -----------------------------------------------------------------------------
                  (Issuer  with  respect to Certificates)

                  Onyx Acceptance Financial Corporation
-----------------------------------------------------------------------------
                  Exact name of registrant as specified in its charter)
Delaware                                                      33-0639768
-----------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)                       I.R.S. Employer I.D.

27051 Towne Centre Drive, Foothill Ranch, CA. 92610
-----------------------------------------------------------------------------
(Address of principal executive offices)      Zip Code
949-465-3900
-----------------------------------------------------------------------------
(Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
         Title of each class          Name of each exchange on which registered
 .....................None.................None..................................
 ..........................................................................
 .....................................................................
Securities registered pursuant to Section 12(g) of the Act
 .............................................................None..............
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Applicable only to corporate registrants:
         Indicate the number of shares outstanding of each of the issuers
classes of common stock, as of the latest practicable date:    None

Documents incorporated by reference. 8-K's described herein under Item 14(b) of this Annual Report on Form 10-K.






                                     PART I
Item 1.  Business.
                  Onyx Acceptance Financial Corporation ("Finco") established the Onyx Acceptance Auto Loan Trust 1998-C(the "Trust")as of Novenber 1, 1998 pursuant to a Trust Agreement among Finco,Onyx Acceptance Corporation,asServicer (the"Servicer") and The Chase Manhattan Bank as Indenture Trustee
(the"Indenture Trustee") and Bankers Trust (Delaware), (the "Owner Trustee"). Pursuant to the indenture, the Trust will issue Notes in the initial principal amount of $280,000,000.00.
The property of the Trust includes,  among other things, a
pool of motor vehicle retail installment sales contracts (the "Contracts"), secured by new and used automobiles financed thereby, certain monies due thereunder from and after November 1, 1998 (the"Cut-Off Date") in the vehicles financed thereby (the "Financed Vehicles") and certain other property in exchange for securities representing fractional undivided interests in the Trust (the "Notes") which were sold to the public in an underwritten offering. Simultaneously with the issuance of the Notes, Finco sold and assigned to the Trustee for the Trust without recourse, all of Finco's interest in Contracts with an Aggregate Scheduled Balance as of the Cutoff Date of $280,000,000.00 (hereinafter referred to as the "Contracts"), the proceeds thereof and certain other assets of the Trust. The Servicer services the Contracts pursuant to the Agreement and is compensated for acting as the Servicer. In order to facilitate its servicing functions and minimize administrative burden and expenses, Onyx, as servicer, retains title to the Financed Vehicles but the Contracts and certain documents related thereto are delivered to the Trustee.

Item 2.           Properties.
                  The property of the Trust includes the Contracts purchased by Onyx pursuant to the dealer agreements, from automobile dealerships with which Onyx has relationships and , in general, all payments due under the Contracts on or afterNovember 1, 1998. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a Amended and Restated Sale and Servicing
Agreement  dated September 4,
1998 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to the Agreement. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Date (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligors under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principle/interest surety bond issued by MBIA Assurance Corporation,
(vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, (vii) all proceeds of the foregoing.

                  The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.

                  As of December 31, 1998, the pool consisted of the following number of Contracts with the following delinquency characteristics:

               Delinquency Experience of Contracts as of December 31, 1998
                             (Dollars in Thousands)


                                                           Dollars            No.                 %(1)
 Contracts Outstanding...............................      $266,676,704       22,485
         Delinquencies 30-59 days(2)(3)..........          $  3,200,036       ____                1.20
         Delinquencies 60 and over(2)(3).....              $    831,072       ____                0.31
         (1)      As a percent of dollar amount of contracts outstanding
         (2)      Delinquencies include principal amounts only
         (3)      The period of delinquency is based on the number of days
                  payments are contractually past due

                  Additional information concerning the pool balance, payment of principal and interest, prepayments, the servicing fee, the weighted average maturity and seasoning, the pool factor, and other information relating to the pool of Contracts may be obtained in the monthly reports provided to the Trustee by Onyx as Servicer. (See Exhibit 19.1 attached hereto)

Item 3.           Legal Proceedings
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
Securityholders   Matters.
                  There  are 11 securityholders of record (DTC) as of January
28, 1999.There is no established public trading market for the securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  None.
 .


                                     Part IV

Item 14. Exhibits , Financial Statement Schedules, and Reports on Form 8-K

                  (a) 2 Exhibits

         Designation                        Description                         Method of Filing

         Exhibit 3.1                        Certificate of                      Previously filed
                                            Incorporation
         Exhibit 3.2                        Bylaws of Corporation               Previously filed
         Exhbit 4.1                         Pooling and Servicing
                                            Agreement                           Previously filed
         Exhibit 19.1                       Selected Information                Filed with this Report
                                            relating to Contracts
         Exhibit 20.1                       Report of Accountant                Filed with this Report
                                            relative to Servicing

                  (b)  Reports on Form 8-K

                           Reports  on Form 8-K were filed on behalf of the Onyx Acceptance Grantor Trust 1998-C beginning in the month following creation of the Trust. Below listed is the date of each filing, the items reported and any financial statements filed

Form 8-K dated December 28, 1998.  Item 5 providing the Distribution Date
Statement or Distribution Date of December 15, 1998.




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Onyx Acceptance Grantor Trust 1998-C
(Issuer with respect to Notes and Certificates)

Onyx Acceptance Financial Corporation
(Originator of the Trust and Registrant)

         REGAN E. KELLY

---------------------------------------------        -------------------------
By: Regan E. Kelly
                                               Date: March 31, 1999
         Director and Executive Vice President
         Onyx Acceptance Financial Corporation






                                  Exhibit 19.1

                  Selected Information Related to the Contracts


Original Pool Balance as of November 1, 1998....................................$280,000,000.
Pool Balance Factor as of November 1, 1998..... ........................................   1.00.
Pool Balance as of December 31, 1998............................................$265,884,959
Pool Balance Factor as of December 31, 1998...........................................     0.949589



                                 Exhibit 20.1

                   Report of Accountant Relative to Servicing


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Onyx Acceptance Corporation

We have examined management's assertion that, as of December 31, 1998, Onyx Acceptance Corporation maintained effective internal control structure over the servicing of motor vehicle installment sale contracts for the Onyx Acceptance
Grantor Trust 1996-1,  Onyx  Acceptance  Grantor Trust 1996-2,  Onyx  Acceptance
Grantor Trust 1996-3,  Onyx  Acceptance  Grantor Trust 1996-4,  Onyx  Acceptance
Grantor Trust 1997-1,  Onyx  Acceptance  Grantor Trust 1997-2,  Onyx  Acceptance
Grantor Trust 1997-3, Onyx Acceptance Grantor Trust 1997-4, Onyx Acceptance Grantor Trust 1998-1, Onyx Acceptance Owner Trust 1998-A, Onyx Acceptance Owner Trust 1998-B, and Onyx Acceptance Owner Trust 1998-C included in the accompanying report entitled Assertion by Onyx Acceptance Corporation dated March 26, 1999.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over the loan servicing process, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over the loan servicing process to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management's assertion that Onyx Acceptance Corporation maintained an effective internal control structure over the servicing of motor vehicle installment sale contracts for the Onyx Acceptance Grantor Trust 1996-1, Onyx Acceptance Grantor Trust 1996-2, Onyx Acceptance Grantor Trust 1996-3, Onyx Acceptance Grantor Trust 1996-4, Onyx Acceptance Grantor Trust 1997-1, Onyx
Acceptance  Grantor Trust 1997-2,  Onyx  Acceptance  Grantor Trust 1997-3,  Onyx
Acceptance Grantor Trust 1997-4, Onyx Acceptance Grantor Trust 1998-1, Onyx Acceptance Owner Trust 1998-A, Onyx Acceptance Owner Trust 1998-B, and Onyx Acceptance Owner Trust 1998-C as of December 31, 1998, is fairly stated, in all material respects, based upon criteria established by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO) as described in Internal Control--Integrated Framework.





March 26, 1999